Form 10-Q
period 2026-03-31
BEACON TOPCO, INC.
filed 2026-06-05
CIK 2094256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 333-291359

Beacon Topco, Inc.*

(Exact name of registrant as specified in its charter)

Delaware	41-2339925
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

20400 Century Boulevard, Suite 210 Germantown, MD (Address of principal executive offices)	20874 (Zip Code)

(443) 917-0966

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

As of June 1, 2026, there were 100 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format permitted by Form 10-Q.

*	The registrant is currently named Beacon Topco, Inc. The registrant plans to change its name to “Clywedog Therapeutics Holdings, Inc.” following the completion of the transactions described herein.

EXPLANATORY NOTE

Beacon Topco, Inc. (the “Company”), a Delaware corporation, was formed on September 24, 2025 for purposes of consummating the transactions described herein, and is a wholly-owned, direct subsidiary of Barinthus Biotherapeutics plc. On April 22, 2026, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4, as amended (the “Registration Statement”), of the Company. The Company has not commenced operations, has no assets or liabilities, and has not engaged in any significant activities other than those related to its formation from its incorporation on September 24, 2025 through March 31, 2026.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

BEACON TOPCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In whole dollars)

	At		At
	March 31, 2026		December 31, 2025
ASSETS
Current assets	$—		$—
Other assets	—		—
Total Assets	$—		$—
LIABILITIES AND EQUITY
Current liabilities	$—		$—
Other liabilities	—		—
Commitments and contingencies
Equity:
Common Stock, par value $0.0001 per share; 100 shares authorized as of March 31, 2026 and December 31, 2025; 100 shares issued and outstanding as of March 31, 2026 and December 31, 2025	0	[1]	0	[1]
Additional paid-in capital	—		—
Due from shareholder	(0)	[1]	(0)	[1]
Retained earnings	—
Accumulated other comprehensive loss	—		—
Total Equity	—		—
Total Liabilities and Equity	$—		$—

1Indicates an amount less than 1

See notes to consolidated financial statements.

BEACON TOPCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In whole dollars)

Three Months Ended
March 31, 2026
Revenues	$—
Operating expenses	—
Other items	—
Earnings before income taxes	—
Provision for income taxes	—
Net earnings	$—
Earnings per share of common stock - basic and diluted	$—
Weighted average number of shares of common stock outstanding - basic and diluted	100

See notes to consolidated financial statements.

BEACON TOPCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In whole dollars)

Three Months Ended
March 31, 2026
Net earnings	$—
Other comprehensive income before taxes	—
Provision for income taxes	—
Comprehensive income	$—

See notes to consolidated financial statements.

BEACON TOPCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In whole dollars)

Three Months Ended
March 31, 2026
Operating Activities
Net earnings	$—
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Change in assets and liabilities	—
Net cash flow provided by operating activities	—
Investing Activities
Net cash flow provided by investing activities	—
Financing Activities
Net cash flow provided by financing activities	—
Net increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of the period	$—

See notes to consolidated financial statements.

BEACON TOPCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In whole dollars)

Accumulated
		Additional						Other
		Paid-In		Treasury	Due from		Retained	Comprehensive
	Common Stock	Capital		Stock	Shareholder		Earnings	Loss	Total Equity
(Shares)
December 31, 2025	100	$0	[1]	$—	$(0)	[1]	$—	$—	$—
Net earnings	—	—		—	—		—	—	—
Stock issuance	—	—		—	—		—	—	—
March 31, 2026	100	$0	[1]	$—	$(0)	[1]	$—	$—	$—

1Indicates an amount less than 1

See notes to consolidated financial statements.

BEACON TOPCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

Description of Business

Beacon Topco, Inc., a Delaware corporation (“Topco” or the “Company”), was formed on September 24, 2025 as a wholly-owned, direct subsidiary of Barinthus Biotherapeutics plc, a public limited company organized under the laws of England and Wales (“Barinthus Bio”). The Company has one wholly-owned direct subsidiary, Cdog Merger Sub, Inc. (“Merger Sub”), which is a Delaware corporation. The Company has not commenced operations, has no assets or liabilities, and has not engaged in any significant activities other than those related to its formation from its incorporation on September 24, 2025 through March 31, 2026. The Company was formed for purposes of consummating a business combination (the “Transactions”) with Barinthus Bio and Clywedog Therapeutics, Inc., a Delaware corporation (“Clywedog”).

On September 29, 2025, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Barinthus Bio, Merger Sub, and Clywedog, as amended by that certain Amendment to the Original Merger Agreement, dated as of February 22, 2026 (such amendment, the “Merger Agreement Amendment” and, together with the Original Merger Agreement, as it may be further amended or modified from time to time, the “Merger Agreement”), pursuant to which (i) the Company will acquire all of the outstanding share capital of Barinthus Bio via a scheme of arrangement in accordance with Part 26 of the United Kingdom Companies Act 2006, and (ii) Merger Sub will merge with and into Clywedog, with Clywedog surviving as a wholly-owned subsidiary of the Company. Upon closing, Barinthus Bio shareholders are expected to own approximately 34% and Clywedog stockholders approximately 66% of the Company on a fully diluted basis, based on the respective capitalizations of Barinthus Bio and Clywedog as of the date the parties entered into the Merger Agreement. The Transactions have been unanimously approved by the boards of directors of each of Barinthus Bio and Clywedog.

At the closing of the Transactions, the shares of Topco common stock, par value $0.0001 per share, will be listed on the Nasdaq Stock Market under the ticker symbol “CLYD,” and the Company will be renamed “Clywedog Therapeutics Holdings, Inc.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods presented. Actual results may vary from these estimates under different assumptions or conditions.

2) EQUITY

At March 31, 2026, the Company was authorized to issue 100 shares of common stock, par value $0.0001 per share. At March 31, 2026, 100 shares of the Company’s common stock were issued and outstanding. All such issued and outstanding shares were held by Barinthus Bio.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a Delaware corporation formed on September 24, 2025 as a wholly-owned subsidiary of Barinthus Biotherapeutics plc (“Barinthus Bio”) for purposes of consummating a business combination (the “Transactions”) with Barinthus Bio and Clywedog Therapeutics, Inc., a Delaware corporation (“Clywedog”). We have one wholly-owned direct subsidiary, Cdog Merger Sub, Inc. (“Merger Sub”), which is a Delaware corporation. We have not commenced operations and have not engaged in any significant activities other than those related to our formation from our incorporation on September 24, 2025 through March 31, 2026.

On September 29, 2025, we entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Barinthus Bio, Merger Sub, and Clywedog, as amended by that certain Amendment to the Original Merger Agreement, dated as of February 22, 2026 (such amendment, the “Merger Agreement Amendment” and, together with the Original Merger Agreement, as it may be further amended or modified from time to time, the “Merger Agreement”), pursuant to which (i) we will acquire all of the outstanding share capital of Barinthus Bio via a scheme of arrangement in accordance with Part 26 of the United Kingdom Companies Act 2006, and (ii) Merger Sub will merge with and into Clywedog, with Clywedog surviving as our wholly-owned subsidiary. Upon closing, Barinthus Bio shareholders are expected to own approximately 34% and Clywedog stockholders approximately 66% of our outstanding capital stock on a fully diluted basis, based on the respective capitalizations of Barinthus Bio and Clywedog as of the date the parties entered into the Merger Agreement. The Transactions have been unanimously approved by the boards of directors of each of Barinthus Bio and Clywedog.

On April 22, 2026, the United States Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-4, as amended, to register shares of our common stock, par value $0.0001 per share, that will be issued in connection with the Transactions.

At the closing of the Transactions, our shares of common stock will be listed on the Nasdaq Stock Market under the ticker symbol “CLYD,” and we will be renamed “Clywedog Therapeutics Holdings, Inc.”

Item 4.       Controls and Procedures.

Our principal executive officer and principal financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

There have been no changes in our internal control over financial reporting during the current fiscal quarter that have materially affected, or are reasonably likely to materially affect, the effectiveness of such controls.

PART II - OTHER INFORMATION

Item 1A.     Risk Factors.

During the period covered by this report, we did not conduct any significant activities other than those related to its formation and the matters contemplated by the Transactions. See “Cautionary Statement Regarding Forward Looking Statements” and “Risk Factors” in our Registration Statement on Form S-4 (File No. 333-291359) filed with and declared effective by the SEC on April 22, 2026, which is incorporated by reference herein.

Item 6.      Exhibits.

Exhibit No.	Description of Document
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**

This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON TOPCO, INC.

Date: June 5, 2026	By:	/s/ William Enright
William Enright
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)