Form 10-Q
period 2026-06-30
BEACON TOPCO, INC.
filed 2026-07-14
CIK 2094256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 10, 2026, there were 100 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

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

On April 22, 2026, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4, as amended (the “Registration Statement”), of the Company. The Company has not commenced operations, has no assets or liabilities, and has not engaged in any significant activities other than those related to its formation from its incorporation on September 24, 2025 through June 30, 2026.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

BEACON TOPCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	At		At
	June 30, 2026		December 31, 2025
(Unaudited)
ASSETS
Current assets	$—		$—
Other assets	—		—
Total Assets	$—		$—
LIABILITIES AND EQUITY
Current liabilities	$—		$—
Other liabilities	—		—
Commitments and contingencies
Equity:
Common Stock, par value $0.0001 per share; 100 shares authorized as of June 30, 2026 and December 31, 2025; 100 shares issued and outstanding as of June 30, 2026 and December 31, 2025	0	[1]	0	[1]
Additional paid-in capital	—		—
Due from shareholder	(0)	[1]	(0)	[1]
Retained earnings	—		—
Accumulated other comprehensive loss	—		—
Total Equity	—		—
Total Liabilities and Equity	$—		$—

1Indicates an amount less than 1

See notes to consolidated financial statements.

BEACON TOPCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Revenues	$—	—
Operating expense	—	—
Earnings before income taxes	—	—
Provision for income taxes	—	—
Net income	$—	—
Earnings per share of common stock - basic and diluted	$—	—
Weighted average number of shares of common stock outstanding - basic and diluted	100	100

See notes to consolidated financial statements.

BEACON TOPCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Net income	$—	$—
Other comprehensive income before taxes	—	—
Provision for income taxes	—	—
Comprehensive income	$—	$—

See notes to consolidated financial statements.

BEACON TOPCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended
June 30, 2026
Operating Activities
Net income	$—
Adjustments to reconcile net income to net cash flow provided by operating activities:
Change in assets and liabilities	—
Net cash flow provided by operating activities	—
Investing Activities
Net cash flow provided by investing activities	—
Financing Activities
Net cash flow provided by financing activities	—
Net increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of the period	$—

See notes to consolidated financial statements.

BEACON TOPCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

Accumulated
		Additional						Other
		Paid-In		Treasury	Due from		Retained	Comprehensive
	Common Stock	Capital		Stock	Shareholder		Earnings	Loss	Total Equity
(Shares)
December 31, 2025	100	$0	[1]	$—	$(0)	[1]	$—	$—	$—
Net income	—	—		—	—		—	—	—
Stock issuance	—	—		—	—		—	—	—
March 31, 2026	100	$0	[1]	$—	$(0)	[1]	$—	$—	$—
Net income	—	—		—	—		—	—	—
Stock issuance	—	—		—	—		—	—	—
June 30, 2026	100	$0	[1]	$—	$(0)	[1]	$—	$—	$—

1Indicates an amount less than 1

See notes to consolidated financial statements.

BEACON TOPCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

Description of Business

Beacon Topco, Inc., a Delaware corporation (“Topco” or the “Company”), was formed on September 24, 2025 as a wholly-owned, direct subsidiary of Barinthus Biotherapeutics plc, a public limited company organized under the laws of England and Wales (“Barinthus Bio”). The Company has one wholly-owned direct subsidiary, Cdog Merger Sub, Inc. (“Merger Sub”), which is a Delaware corporation. The Company has not commenced operations, has no assets or liabilities, and has not engaged in any significant activities other than those related to its formation from its incorporation on September 24, 2025 through June 30, 2026. The Company was formed for purposes of consummating a business combination (the “Transactions”) with Barinthus Bio and Clywedog Therapeutics, Inc., a Delaware corporation (“Clywedog”).

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

There has not been nor will there be any compensation paid by the Company prior to or in connection with the completion of the Transactions.

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

2) EQUITY

At June 30, 2026, the Company was authorized to issue 100 shares of common stock, par value $0.0001 per share. At June 30, 2026, 100 shares of the Company’s common stock were issued and outstanding. All such issued and outstanding shares were held by Barinthus Bio.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a Delaware corporation formed on September 24, 2025 as a wholly-owned subsidiary of Barinthus Biotherapeutics plc (“Barinthus Bio”) for purposes of consummating a business combination (the “Transactions”) with Barinthus Bio and Clywedog Therapeutics, Inc., a Delaware corporation (“Clywedog”). We have one wholly-owned direct subsidiary, Cdog Merger Sub, Inc. (“Merger Sub”), which is a Delaware corporation. We have not commenced operations and have not engaged in any significant activities other than those related to our formation from our incorporation on September 24, 2025 through June 30, 2026.

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

BEACON TOPCO, INC.

Date: July 14, 2026	By:	/s/ William Enright
William Enright
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)